Form 10-Q
period 2026-03-31
Snow Rothschild Acquisition Corp.
filed 2026-07-17
CIK 2123475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43333

Snow Rothschild Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1924622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street, Suite 1800 New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(332) 465-0360

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	ISNRU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	ISNR	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	ISNRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 17, 2026, there were 22,600,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SNOW ROTHSCHILD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 8, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 10, 2028 (or September 10, 2028, if we have executed a definitive agreement for an initial Business Combination by June 10, 2028), or such earlier date as determined by the Board, that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Snow Rothschild Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,000,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full) to be paid to the Underwriters (as defined below) upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement (as defined below); but such Deferred Fee shall be based on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 10, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 19, 2026;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on May 22, 2026, and declared effective on June 8, 2026 (File No. 333-296154);

●	“Letter Agreement” are to the Letter Agreement, dated June 8, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,600,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was partially exercised;

●	“Permitted Withdrawals” are to amounts withdrawn from the Trust Account to pay our taxes; provided that such withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated June 8, 2026 which we entered into with our Sponsor;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 8, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Santander” are to Santander US Capital Markets LLC, the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Snow Rothschild Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” refers to the U.S.-based trust account into which an aggregate of $226,000,000 was deposited, consisting of $200,000,000 deposited from the proceeds of the Initial Public Offering and Private Placement at the Initial Public Offering closing on June 10, 2026, and an additional $26,000,000 deposited upon the subsequent partial exercise of the Over-Allotment Option on June 12, 2026;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 8, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 8, 2026, which we entered into with Santander, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SNOW ROTHSCHILD ACQUISITION CORP.

UNAUDITED BALANCE SHEET

MARCH 31, 2026

Assets
Current assets
Prepaid expenses	$5,200
Total current assets	5,200
Deferred offering costs	47,772
Total Assets	$52,972

Liabilities and Shareholder’s Deficit
Current liabilities
IPO Promissory Note - related party	$78,690
Total Liabilities	78,690

Commitments and Contingencies (Note 7)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)(2)(3)	575
Additional paid-in capital	24,425
Accumulated deficit	(50,718)
Total Shareholder’s Deficit	(25,718)
Total Liabilities and Shareholder’s Deficit	$52,972

(1)	Includes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 8).
(2)	On May 15, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration and the Sponsor now holds 5,750,000 Founder Shares. All share and per share data have been retrospectively presented.
(3)	On June 12, 2026, the Company closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. As a result, 650,000 Founder Shares are no longer subject to forfeiture and 100,000 Founder Shares are still subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

SNOW ROTHSCHILD ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 25, 2026 (INCEPTION) THROUGH MARCH 31, 2026

Formation, general, and administrative costs	$50,718
Loss from operations	(50,718)

Net loss	$(50,718)

Weighted average shares outstanding, Class B Ordinary Shares(1)(2)(3)	5,000,000
Basic and diluted net loss per share, Class B Ordinary Shares	$(0.01)

(1)	Excludes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 8).
(2)	On May 15, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration and the Sponsor now holds 5,750,000 Founder Shares. All share and per share data have been retrospectively presented.
(3)	On June 12, 2026, the Company closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. As a result, 650,000 Founder Shares are no longer subject to forfeiture and 100,000 Founder Shares are still subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

SNOW ROTHSCHILD ACQUISITION CORP.

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM FEBRUARY 25, 2026 (INCEPTION) THROUGH MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 25, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares(1)(2)(3)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(50,718)	(50,718)

Balance – March 31, 2026	—	$—	5,750,000	$575	$24,425	$(50,718)	$(25,718)

(1)	Includes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the Underwriters (Note 8).
(2)	On May 15, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration and the Sponsor now holds 5,750,000 Founder Shares. All share and per share data have been retrospectively presented.
(3)	On June 12, 2026, the Company closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. As a result, 650,000 Founder Shares are no longer subject to forfeiture and 100,000 Founder Shares are still subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

SNOW ROTHSCHILD ACQUISITION CORP.

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 25, 2026 (INCEPTION) THROUGH MARCH 31, 2026

Cash Flows from Operating Activities:
Net loss	$(50,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation, general, and administrative costs paid through IPO Promissory Note – related party	12,420
Changes in operating assets and liabilities:
Prepaid expenses	38,298
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Noncash investing and financing activities:
Deferred offering costs applied to prepaid expenses contributed by Sponsor	$10,272
Deferred offering costs paid through IPO Promissory Note – related party	$37,500
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Prepaid expenses paid through IPO Promissory Note – related party	$28,770

The accompanying notes are an integral part of the unaudited financial statements.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 — Organization and Business Operations

Snow Rothschild Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 25, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an acquisition opportunity in any business, industry or sector. As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of March 31, 2026, the Company had not yet commenced any operations. All activity for the period from February 25, 2026 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and/or dividend income on the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2026 (File No. 333-296154), was declared effective on June 8, 2026 (the “IPO Registration Statement”). On June 10, 2026, the Company consummated the initial public offering of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200,000,000 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share of the Company (collectively, the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,250,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Snow Rothschild Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $2,250,000 (the “Private Placement”). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.

On June 12, 2026, the Company closed the issuance and sale of 2,600,000 additional Units (the “Option Units”) in connection with the several underwriters of the Initial Public Offering (collectively, the “Underwriters”) partially exercising the Over-Allotment Option (as defined in Note 7). The Option Units were sold at a price of $10.00 per Option Unit, generating gross proceeds of $26,000,000. The Underwriters have until July 23, 2026 to purchase the remaining 400,000 Option Units. A total of $26,000,000 of the proceeds from the sale of the Option Units was deposited in the Trust Account, bringing the aggregate proceeds from the Initial Public Offering and Private Placement deposited in the Trust Account to $226,000,000.

Transaction costs, inclusive of the partial exercise of the Over-Allotment Option, amounted to $7,581,239, consisting of $250,000 of cash underwriting fee, $6,780,000 of the Deferred Fee (as defined in Note 7), and $551,239 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the Deferred Fee and net of amounts withdrawn from the Trust Account to pay the Company’s taxes; provided that such withdrawals can only be made from interest and not from the principal held in the Trust Account, such withdrawals, the “Permitted Withdrawals”)) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Following the closing of the Initial Public Offering and Private Placement on June 10, 2026 and the partial exercise of the Over-Allotment Option on June 12, 2026, an amount of $226,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest or non-interest bearing account at a bank. Interest earned on the funds held in the Trust Account may only be released to the Company for Permitted Withdrawals and any such Permitted Withdrawals can only be made from interest and not from the principal held in the Trust Account. The proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by June 10, 2028, (or September 10, 2028, if the Company has executed a definitive agreement for an initial Business Combination by June 10, 2028; no redemption rights shall be offered to holders of the Public Shares (the “Public Shareholders” in connection with any such extension) or by such earlier liquidation date as the board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with an extraordinary general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account net of Permitted Withdrawals), divided by the number of then issued and outstanding Public Shares, subject to the limitations. The per share amount in the Trust Account was $10.00 per Public Share following the Initial Public Offering.

The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter (subject to lawfully available funds), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals and less up to $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

The Sponsor, and the Company’s officers and directors have entered into a letter agreement with the Company, dated June 8, 2026 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 6) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination transaction).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, net of Permitted Withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor will be able to satisfy those obligations.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026, were satisfied through a loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “IPO Promissory Note”). As of March 31, 2026, the Company had $0 in cash and a working capital deficit of $73,490.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026, no such Working Capital Loans were outstanding.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that based on the completion of the Initial Public Offering on June 10, 2026, which occurred prior to the issuance date of the accompanying unaudited financial statements, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 16, 2026. The interim results for the period from February 25, 2026 (inception) through March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Use of Estimates

The preparation of the accompanying unaudited financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. On June 10, 2026, upon the closing of the Initial Public Offering, offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Public and Private Placement Warrants were charged to shareholder’s deficit. After Management’s evaluation, the Public Shares included in the Units were accounted for as equity classified financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying unaudited balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the date of the accompanying unaudited balance sheet. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 since the Underwriters had not exercised their option at the time of the Initial Public Offering. As of March 31, 2026, there is no Over-Allotment Option liability recognized in the Company’s accompanying unaudited balance sheet. On June 10, 2026, the Company recognized an Over-Allotment Option liability of $157,600 since the Underwriters have not exercised their option at the time of the Initial Public Offering. As of June 12, 2026, the Company reduced the Over-Allotment Option liability by $136,600 as a result of the Underwriters’ partial exercise of their Over-Allotment Option.

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. No share awards had been issued as of March 31, 2026.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There were no Warrants outstanding as of March 31, 2026.

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share of the Company, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) is computed by dividing net loss by the weighted average number of Class B Ordinary Shares outstanding during the period, excluding Class B Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters (see Note 8). As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per Class B Ordinary Share is the same as basic loss per Class B Ordinary Share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering on June 10, 2026, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. On June 12, 2026, the Company consummated the closing of 2,600,000 Option Units sold pursuant to the Underwriters’ partial exercise of their Over-Allotment Option, at a purchase price of $10.00 per Option Unit, generating gross proceeds of $26,000,000. Each Unit consists of one Class A Ordinary Share, and one-half of one Public Warrant.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 2,250,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,250,000. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) are entitled to registration rights.

Note 5 — Warrants

As of March 31, 2026, there were no Warrants issued or outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per Public Share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a Warrant unless the Class A Ordinary Share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the unit solely for the Class A Ordinary Share underlying such Unit.

Under the terms of the warrant agreement, dated June 8, 2026 by and between the Company and Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new Registration Statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a Registration Statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective Registration Statement and during any period when the Company will have failed to maintain an effective Registration Statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a Registration Statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the Warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the Public Warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by Continental or on which the notice of redemption is sent to the holders of Warrants, as applicable.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per Public Share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the Warrant holders.

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a sub-division of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, sub-division or similar event, the number of Class A Ordinary Shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Shares paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per Public Share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 6 — Related Party Transactions

Founder Shares

On March 2, 2026, the Sponsor received 7,187,500 Class B Ordinary Shares (such shares, including the Class A Ordinary Shares issuable upon conversion thereof, the “Founder Shares”) in exchange for a payment of $25,000 to a vendor. On May 15, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration and the Sponsor holds 5,750,000 Founder Shares. All share and per share data have been retrospectively presented. Up to 750,000 of the Founder Shares may be surrendered for no consideration depending on the extent to which the Over-Allotment Option is exercised. As of June 10, 2026, at the closing of the Initial Public Offering, the full Over-Allotment Option remained open. Subsequently, on June 12, 2026, the Company closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. As a result, 650,000 Founder Shares are no longer subject to forfeiture and 100,000 Founder Shares are still subject to forfeiture.

On June 4, 2026, the Sponsor transferred membership interests equivalent to an aggregate of 75,000 Founder Shares to the three independent directors of the Company. The membership interests represented by the 75,000 Founder Shares granted to the three independent directors are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value on the grant date. Those Founder Shares have an aggregate fair value of $125,250, or $1.67 per share. The Company established the fair value of Founder Shares using the Monte Carlo Simulation Model prepared by a third-party valuation firm, which takes into consideration the following market assumptions; (i) implied Class A Ordinary Share price of $9.85, and (ii) probability of de-SPAC and market adjustment of 17.0%. The membership interests were granted subject to a performance condition (i.e., the occurrence of a Business Combination). The Company will recognize share-based compensation expense of $125,250 at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination). As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense was recognized.

The Sponsor and the Company’s officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (x) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (y) any other material provisions relating to rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction).

Additionally, the Sponsor and the Company’s officers and directors have agreed, pursuant to the Letter Agreement, not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and the Company’s officers and directors with respect to any Founder Shares (the “Lock-Up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per Public Share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-Up. As of March 31, 2026, the Letter Agreement had not been executed.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or closing of Initial Public Offering. As of March 31, 2026, the Company had outstanding borrowings of $78,690 under the IPO Promissory Note. On June 10, 2026, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $227,028. Borrowings against the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on June 8, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support (the “Administrative Services Agreement”). These monthly fees pursuant to the Administrative Services Agreement will cease upon the completion of the initial Business Combination or the liquidation of the Company. As of March 31, 2026, the Administrative Services Agreement had not been executed, and no fees for these services were incurred or accrued.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capita Loans as may be required. If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2026, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants (and the Class A Ordinary Shares underlying such Private Placement Warrants) and (iii) warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the registration rights agreement, dated June 8, 2026. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to Registration Statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such Registration Statements. As of March 31, 2026, the Registration Rights Agreement had not been executed.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). As of June 10, 2026, at the closing of the Initial Public Offering, the full Over-Allotment Option remained open. Subsequently, on June 12, 2026, the Company closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. The Underwriters have until July 23, 2026 to purchase the remaining 400,000 Option Units.

The Underwriters were paid a cash underwriting discount of $250,000 upon the closing of the Initial Public Offering. There will be no incremental upfront underwriting discounts and commissions because the Over-Allotment Option was partially exercised.

The Underwriters are entitled to a deferred underwriting discount of $6,000,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full) upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated June 8, 2026 by and between the Company and Santander US Capital Markets LLC (“Santander” and such agreement, the “Underwriting Agreement”), but such deferred underwriting discount shall be based on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination (the “Deferred Fee”). As of March 31, 2026, the Underwriting Agreement had not been executed.

In addition to the Deferred Fee, the Company engaged Santander to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander a fee equal to $6,000,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full), payable upon closing of such initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing such advisory services. As of March 31, 2026, the engagement letter had not been executed, and no fees for these advisory services were incurred or accrued. On June 10, 2026, pursuant to the termination clause of the engagement letter, the advisory fee is deemed earned by Santander and recognized as advisory fee payable.

Note 8 — Shareholder’S Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of March 31, 2026, there were 5,750,000 Class B Ordinary Shares issued and outstanding. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters in full. As of June 10, 2026, at the closing of the Initial Public Offering, the full Over-Allotment Option remained open. Subsequently, on June 12, 2026, the Company closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. As a result, 650,000 Founder Shares are no longer subject to forfeiture and 100,000 Founder Shares are still subject to forfeiture.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20.0% of the sum of (i) the total number of all Ordinary Shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by Public Shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such Public Shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by a company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

March 31, 2026
Deferred Offering Cost	$47,772

For the Period from February 25, 2026 (inception) Through March 31, 2026
Formation, general and administrative costs	$50,718

The key measures of segment profit or loss reviewed by the CODM are formation, general and administrative costs. Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The CODM reviews deferred offering costs incurred during the pre-Initial Public Offering period to monitor offering costs and assess whether such costs are consistent with the planned use of proceeds raised from the Initial Public Offering.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2026, the balance sheet date, and through the date that the accompanying unaudited financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited financial statements.

On May 15, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration and the Sponsor now holds 5,750,000 Founder Shares. All share and per share data have been retrospectively presented in the accompanying unaudited financial statements

On June 4, 2026, the Sponsor transferred membership interests equivalent to an aggregate of 75,000 Founder Shares to the three independent directors of the Company.

Commencing on June 8, 2026, the Company entered into the Administrative Services Agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

The IPO Registration Statement was declared effective on June 8, 2026.

On June 10, 2026, the Company consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, to the Company’s Sponsor, generating gross proceeds of $2,250,000 in the Private Placement.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Pursuant to the closing of the Initial Public Offering, the transaction costs amounted to $6,801,239, consisting of $250,000 of cash underwriting fee, $6,000,000 of deferred underwriting fee, and $551,239 of other offering costs.

Following the closing of the Initial Public Offering on June 10, 2026, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account.

On June 10, 2026, the Underwriters were paid a cash underwriting discount of $250,000 upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of $6,000,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full) upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

In addition to the Deferred Fee, the Company engaged Santander to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander a fee equal to $6,000,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full), payable upon closing of such initial Business Combination. On June 10, 2026, pursuant to the termination clause of the engagement letter, the advisory fee is deemed earned by Santander.

On June 10, 2026, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $227,028. Borrowings against the IPO Promissory Note are no longer available.

The Company paid the Sponsor an amount of $11,186 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. Subsequently on June 12, 2026, the Sponsor repaid the $11,186 to the Company.

On June 12, 2026, the Company closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. The Option Units were sold at a price of $10.00 per Option Unit, generating gross proceeds of $26,000,000. As a result, 650,000 Founder Shares are no longer subject to forfeiture and 100,000 Founder Shares are still subject to forfeiture. The Underwriters have until July 23, 2026 to purchase the remaining 400,000 Option Units.

A total of $26,000,000 of the net proceeds from the sale of the additional Option Units was deposited in the Trust Account, bringing the aggregate proceeds deposited in the Trust Account to $226,000,000.

As a result of the sale of 2,600,000 Option Units, the Underwriters are entitled to an increase of the Deferred Fee of $780,000, or an aggregate of $6,780,000 upon the completion of the initial Business Combination. In addition to the Deferred Fee, the Company shall pay Santander an increase in fee equal to $780,000, or an aggregate of $6,780,000, payable upon closing of such initial Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on February 25, 2026 for the purpose of effecting a Business Combination. Our Sponsor is Snow Rothschild Acquisition Sponsor LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on opportunities in multiple industries, including where members of our Management Team and Board have specific expertise and notable prior success working with companies, such as the industrial, manufacturing and chemicals sectors, amongst others. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on June 8, 2026. On June 10, 2026, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $200,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the sale of an aggregate of 2,250,000 Private Placement Warrants to the Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $2,250,000. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement on June 10, 2026 and the partial exercise of the Over-Allotment Option on June 12, 2026, the amount of $226,000,000 from the proceeds of the Initial Public Offering, the Private Placement, and the partial exercise of the Over-Allotment Option was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until June 10, 2028 (or September 10, 2028, if we have executed a definitive agreement for an initial Business Combination by June 10, 2028), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On May 15, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration and the Sponsor now holds 5,750,000 Founder Shares. All share and per share data have been retrospectively presented in the unaudited financial statements included in this Report under Item 1. “Financial Statements”.

On June 4, 2026, the Sponsor transferred membership interests equivalent to an aggregate of 75,000 Founder Shares to our three independent directors.

Commencing on June 8, 2026, we entered into the Administrative Services Agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of our initial Business Combination or our liquidation.

The IPO Registration Statement was declared effective on June 8, 2026.

On June 10, 2026, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $2,250,000 in the Private Placement.

Pursuant to the closing of the Initial Public Offering, the transaction costs amounted to $6,801,239, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,000,000, and $551,239 of other offering costs.

Following the closing of the Initial Public Offering on June 10, 2026, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account.

On June 10, 2026, the Underwriters were paid a cash underwriting discount of $250,000 upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of $6,000,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full) upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

In addition to the Deferred Fee, we engaged Santander to provide advisory services to us from time to time. As compensation for the services provided under an engagement letter, we shall pay Santander a fee equal to $6,000,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full), payable upon closing of such initial Business Combination. On June 10, 2026, pursuant to the termination clause of the engagement letter, the advisory fee is deemed earned by Santander.

On June 10, 2026, we repaid the total outstanding balance of the IPO Promissory Note amounting to $227,028. Borrowings against the IPO Promissory Note are no longer available.

We paid the Sponsor an amount of $11,186 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. Subsequently on June 12, 2026, the Sponsor repaid the $11,186 to us.

On June 12, 2026, we closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. The Option Units were sold at a price of $10.00 per Option Unit, generating gross proceeds of $26,000,000. As a result, 650,000 Founder Shares are no longer subject to forfeiture and 100,000 Founder Shares are still subject to forfeiture. The Underwriters have until July 23, 2026 to purchase the remaining 400,000 Option Units.

A total of $26,000,000 of the net proceeds from the sale of the additional Option Units was deposited in the Trust Account, bringing the aggregate proceeds deposited in the Trust Account to $226,000,000.

As a result of the sale of 2,600,000 Option Units, the Underwriters are entitled to an increase of the Deferred Fee of $780,000, or an aggregate of $6,780,000 upon the completion of the initial Business Combination. In addition to the Deferred Fee, we shall pay Santander an increase in fee equal to $780,000, or an aggregate of $6,780,000, payable upon closing of such initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 25, 2026 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to the Initial Public Offering. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from February 25, 2026 (inception) through March 31, 2026, we had a net loss of $50,718, which consisted of formation, general and administrative costs.

Liquidity and Capital Resources

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $226,000,000 was placed in the Trust Account. We incurred fees of $7,581,239 in the Initial Public Offering, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,780,000, and $551,239 of other offering costs. As of March 31, 2026, we had a working capital deficit of $73,490 and $0 in cash.

We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any Permitted Withdrawals and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through June 10, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. We have the Combination Period to complete the Business Combination. Management has determined that based on the completion of the Initial Public Offering on June 10, 2026, which occurred prior to the issuance date of the unaudited financial statements, we have sufficient funds to finance our working capital needs within one year from the date of issuance of the unaudited financial statements.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. As of March 31, 2026, we had outstanding borrowings of $78,690 under the IPO Promissory Note. On June 10, 2026, we repaid the total outstanding balance of the IPO Promissory Note amounting to $227,028. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2026, we did not have any borrowings under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 8, 2026, and until the completion of our Business Combination or liquidation, we agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. As of March 31, 2026, the Administrative Services Agreement had not been executed, and no fees for these services were incurred or accrued.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. As of June 10, 2026, at the closing of the Initial Public Offering, the full Over-Allotment Option remained open. Subsequently, on June 12, 2026, we closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. The Underwriters have until July 23, 2026 to purchase the remaining 400,000 Option Units.

The Underwriters were paid a cash underwriting discount of $250,000 upon the closing of the Initial Public Offering. There will be no incremental upfront underwriting discounts and commissions because the Over-Allotment Option was partially exercised.

The Underwriters are entitled to the Deferred Fee of $6,000,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full) upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement, but such Deferred Fee shall be based on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination. As of March 31, 2026, the Underwriting Agreement had not been executed.

In addition to the Deferred Fee, we engaged Santander to provide advisory services to us from time to time. As compensation for the services provided under an engagement letter, we shall pay Santander a fee equal to $6,000,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full), payable upon closing of such initial Business Combination. We have agreed to indemnify Santander and its affiliates in connection with its role in providing such advisory services. As of March 31, 2026, the engagement letter had not been executed, and no fees for these advisory services were incurred or accrued. On June 10, 2026, pursuant to the termination clause of the engagement letter, the advisory fee is deemed earned by Santander.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Such holders may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, such holders may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements. As of March 31, 2026, the Registration Rights Agreement had not been executed.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our Business Combination or (ii) the date following the completion of our Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property; notwithstanding the foregoing, if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial Business Combination, the Founder Shares will be released from such lockup; (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Ordinary Shares shall be subject to transfer restriction for 180 days following June 9, 2026. As of March 31, 2026, the Letter Agreement had not been executed.

Critical Accounting Estimates

The preparation of the unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, information technology, financial reporting and record keeping.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2026. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of March 31, 2026 relating to the inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, information technology, financial reporting and record keeping. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure our shareholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs.  In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement.  These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination.  If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before June 10, 2028 (or September 10, 2028, if we have executed a definitive agreement for an initial Business Combination by June 10, 2028), we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by June 8, 2029. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on June 8, 2026 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until June 10, 2028 (or September 10, 2028, if we have executed a definitive agreement for an initial Business Combination by June 10, 2028) to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to June 8, 2029 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the sale of an aggregate of 2,250,000 Private Placement Warrants to the Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $2,250,000. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report.

On June 10, 2026, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $200,000,000. Santander acted as the sole book-running manager and representative of the Underwriters.

On June 10, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the sale of an aggregate of 2,250,000 Private Placement Warrants to the Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $2,250,000. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

On June 12, 2026, pursuant to the partial exercise of the Over-Allotment Option, the Underwriters purchased 2,600,000 Option Units. The Option Units were sold at an offering price of $10.00 per Option Unit, generating additional gross proceeds to us of $26,000,000. The Underwriters have until July 23, 2026 to purchase the remaining 400,000 Option Units. A total of $26,000,000 of the proceeds from the sale of the Option Units was deposited in the Trust Account, bringing the aggregate proceeds from the Initial Public Offering (including the partial exercise of the Over-Allotment Option) and Private Placement deposited in the Trust Account to $226,000,000.

Following the closing of the Initial Public Offering (including the partial exercise of the Over-Allotment Option) and Private Placement, a total of $226,000,000 comprised of $200,000,000 of the proceeds from the Initial Public Offering (which amount includes the Deferred Fee) and the proceeds from the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in this Report. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 17, 2026	SNOW ROTHSCHILD ACQUISITION CORP.

	By:	/s/ Ian Snow
	Name:	Ian Snow
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 17, 2026	By:	/s/ William Chai
	Name:	William Chai
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)