Form 10-Q
period 2026-09-30
Snow Rothschild Acquisition Corp.
filed 2026-11-13
CIK 2123475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 22,600,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,650,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SNOW ROTHSCHILD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Unaudited Balance Sheet as of September 30, 2026	1

	Unaudited Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from February 25, 2026 (Inception) through September 30, 2026	2

	Unaudited Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from February 25, 2026 (Inception) through September 30, 2026	3

	Unaudited Statement of Cash Flows for the Period from February 25, 2026 (Inception) through September 30, 2026	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II – OTHER INFORMATION		28

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	29

SIGNATURES		30

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on July 17, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 8, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 10, 2028 (or September 10, 2028, if we have executed a definitive agreement for an initial Business Combination by June 10, 2028), or such earlier date as determined by the Board, that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Snow Rothschild Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,780,000, which number includes an additional $780,000 resulting from the partial exercise of the Over-Allotment Option, to be paid to the Underwriters (as defined below) upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement (as defined below); but such Deferred Fee shall be based on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 10, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 2, 2026;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on May 22, 2026, and declared effective on June 8, 2026 (File No. 333-296154);

●	“Letter Agreement” are to the Letter Agreement, dated June 8, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,600,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was partially exercised for 2,600,000 Option Units;

●	“Permitted Withdrawals” are to amounts withdrawn from the Trust Account to pay our taxes; provided that such withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated June 8, 2026 which we entered into with our Sponsor;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 8, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Santander” are to Santander US Capital Markets LLC, the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Snow Rothschild Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” refers to the U.S.-based trust account into which an aggregate of $226,000,000 was deposited, consisting of $200,000,000 deposited from the proceeds of the Initial Public Offering and Private Placement at the Initial Public Offering closing on June 10, 2026, and an additional $26,000,000 deposited upon the subsequent partial exercise of the Over-Allotment Option on June 12, 2026;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 8, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 8, 2026, which we entered into with Santander, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SNOW ROTHSCHILD ACQUISITION CORP.

UNAUDITED BALANCE SHEET

AS OF SEPTEMBER 30, 2026

Assets
Current assets
Cash	$1,100,916
Prepaid expenses	97,966
Total current assets	1,198,882
Long Term prepaid insurance	44,829
Cash and investments held in Trust Account	228,428,301
Total Assets	$229,672,012

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$42,666
Accrued offering costs	75,000
Total current liabilities	117,666
Advisory fee payable	6,780,000
Deferred underwriting fee payable	6,780,000
Total Liabilities	13,677,666

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,600,000 shares at redemption value of $10.11 per share	228,428,301

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 22,600,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,650,000 shares issued and outstanding(1)	565
Additional paid-in capital	—
Accumulated deficit	(12,434,520)
Total Shareholders’ Deficit	(12,433,955)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$229,672,012

(1)	On May 15, 2026, the Sponsor surrendered 1,437,500 founder shares for no consideration. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited financial statements.

SNOW ROTHSCHILD ACQUISITION CORP.

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM FEBRUARY 25, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

	For the Three Months Ended September 30,	For the Period from February 25, 2026 (Inception) Through September 30,
	2026	2026
Formation, general and administrative costs	$142,816	$7,127,716
Loss from operations	(142,816)	(7,127,716)

Other income:
Changes on fair value of over-allotment liability	12,300	21,000
Interest earned on cash and investments held in Trust Account	2,019,228	2,428,301
Total other income	2,031,528	2,449,301

Net income (loss)	$1,888,712	$(4,678,415)

Basic and Diluted weighted average shares outstanding, Class A ordinary shares	22,600,000	11,640,553

Basic and Diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.28)

Basic and Diluted weighted average shares outstanding, Class B ordinary shares (1)(2)	5,650,000	5,337,264

Basic and Diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.28)

(1)	Excludes 750,000 Class B Ordinary Shares subject to forfeiture through June 11, 2026, of which 650,000 shares were no longer subject to forfeiture beginning June 12, 2026. The remaining 100,000 Class B Ordinary Shares, which were excluded from the calculation of weighted-average shares outstanding, were forfeited on July 23, 2026 upon expiration of the Over-Allotment Option.

(2)	On May 15, 2026, the Sponsor surrendered 1,437,500 founder shares for no consideration. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited financial statements.

SNOW ROTHSCHILD ACQUISITION CORP.

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM FEBRUARY 25, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 25, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares(1)(2)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(50,718)	(50,718)

Balance – March 31, 2026	—	—	5,750,000	575	24,425	(50,718)	(25,718)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,653,862)	(5,736,887)	(11,390,749)

Sale of Private Placement Warrants	—	—	—	—	2,250,000	—	2,250,000

Fair Value of Public Warrants at issuance	—	—	—	—	3,503,000	—	3,503,000

Allocated value of transaction costs to Public Warrants and Private Placement Warrants	—	—	—	—	(123,563)	—	(123,563)

Net loss	—	—	—	—	—	(6,516,409)	(6,516,409)

Balance – June 30, 2026	—	—	5,750,000	575	—	(12,304,014)	(12,303,439)

Forfeiture of Founder Shares	—	—	(100,000)	(10)	—	10	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,019,228)	(2,019,228)

Net income	—	—	—	—	—	1,888,712	1,888,712

Balance – September 30, 2026	—	$—	5,650,000	$565	$—	$(12,434,520)	$(12,433,955)

(1)	On March 2, 2026, the Sponsor acquired 7,187,500 Founder Shares for an aggregate purchase price of $25,000. On May 15, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration. All share and per-share amounts have been retroactively presented.

(2)	As of March 31, 2026, 750,000 Founder Shares were subject to forfeiture depending on the extent to which the Over-Allotment Option was exercised. On June 12, 2026, upon the Underwriters’ partial exercise of the Over-Allotment Option, 650,000 Founder Shares were no longer subject to forfeiture, leaving 100,000 Founder Shares subject to forfeiture as of June 30, 2026. On July 23, 2026, the remaining Over-Allotment Option expired and the 100,000 Founder Shares were forfeited, leaving 5,650,000 Founder Shares outstanding.

The accompanying notes are an integral part of the unaudited financial statements.

SNOW ROTHSCHILD ACQUISITION CORP.

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 25, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net loss	$(4,678,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operation costs through promissory note	40,820
Changes on fair value of over-allotment liability	(21,000)
Interest earned on cash and investments held in Trust Account	(2,428,301)
Changes in operating assets and liabilities:
Prepaid expenses	(57,358)
Long term prepaid insurance	(44,829)
Accounts payable and accrued expenses	42,666
Advisory fee payable	6,780,000
Net cash used in operating activities	(366,417)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(226,000,000)
Net cash used in investing activities	(226,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,750,000
Proceeds from sale of Private Placements Warrants	2,250,000
Repayment of promissory note - related party	(227,028)
Payment of offering costs	(305,639)
Net cash provided by financing activities	227,467,333

Net Change in Cash	1,100,916
Cash – Beginning of period	—
Cash – End of period	$1,100,916

Noncash investing and financing activities:

Offering costs included in accrued offering costs	$75,000
Offering costs reclassified from prepaid expenses paid by the Sponsor	$13,162
Deferred offering costs paid through IPO Promissory Note – related party	$157,438
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Prepaid expenses paid through IPO Promissory Note – related party	$28,770
Deferred underwriting fee payable	$6,780,000
Remeasurement of ordinary shares subject to possible redemption value	$13,409,977
Forfeiture of Founder Shares	$10

The accompanying notes are an integral part of the unaudited financial statements.

SNOW ROTHSCHILD ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Snow Rothschild Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 25, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an acquisition opportunity in any business, industry or sector. As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2026, the Company had not yet commenced any operations. All activity for the period from February 25, 2026 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and/or dividend income on the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Liquidity and Capital Resources

The Company’s liquidity needs through June 10, 2026, were satisfied through loans under an unsecured promissory note from the Sponsor of up to $300,000 (the “IPO Promissory Note”). As of September 30, 2026, the Company had $1,100,916 in cash and a working capital of $1,081,216.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, no such Working Capital Loans were outstanding.

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

The accompanying unaudited financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 16, 2026. The interim results for the three months ended September 30,2026 and for the period from February 25, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,100,916 and did not have any cash equivalents as of September 30, 2026.

Cash and Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $228,428,301, mainly consisted of Treasury Bills with a maturity of 185 days or less.

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Public Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$226,000,000
Less:
Proceeds allocated to Public Warrants	(3,503,000)
Proceeds allocated to over-allotment	(21,000)
Public Shares issuance costs	(7,457,676)
Plus:
Remeasurement of carrying value to redemption value	11,390,749
Class A ordinary shares subject to possible redemption, June 30, 2026	226,409,073
Plus:
Remeasurement of carrying value to redemption value	2,019,228
Class A ordinary shares subject to possible redemption, September 30, 2026	$228,428,301

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the date of the accompanying unaudited balance sheet. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 since the Underwriters had not exercised their option at the time of the Initial Public Offering. On June 10, 2026, the Company recognized an Over-Allotment Option liability of $157,600 since the Underwriters have not exercised their option at the time of the Initial Public Offering. On June 12, 2026, the Company reduced the Over-Allotment Option liability by $136,600 as a result of the Underwriters’ partial exercise of their Over-Allotment Option. For the three months ended September 30, 2026, the Company recognized $12,300 for changes on fair value of over-allotment liability. As of September 30, 2026, no liability was recognized for the Over-Allotment Option on the Company’s accompanying unaudited balance sheet.

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering, the partial exercise of the Over-Allotment Option and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of September 30, 2026, there were 11,300,000 Public Warrants and 2,250,000 Private Placement Warrants outstanding.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) the Private Placement, since the exercise of the warrants are contingent upon the occurrence of future events. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Period from February 25, 2026 (Inception) Through September 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,510,970	$377,742	$(3,207,676)	$(1,470,739)
Denominator:
Basic and Diluted weighted-average shares outstanding	22,600,000	5,650,000	11,640,553	5,337,264
Basic and Diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.28)	$(0.28)

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited financial statements.

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

NOTE 5 — WARRANTS

As of September 30, 2026, there were 11,300,000 Public Warrants and 2,250,000 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per Public Share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a sub-division of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, sub-division or similar event, the number of Class A Ordinary Shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) one (1) minus the quotient of (x) the price per Class A Ordinary Shares paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

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

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On March 2, 2026, the Sponsor received 7,187,500 Class B Ordinary Shares (such shares, including the Class A Ordinary Shares issuable upon conversion thereof, the “Founder Shares”) in exchange for a payment of $25,000 to a vendor of the Company. On May 15, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration and the Sponsor held 5,750,000 Founder Shares. All share and per share data have been retrospectively presented. Up to 750,000 of the Founder Shares were subject to forfeiture for no consideration depending on the extent to which the Over-Allotment Option was exercised. As the result of the Underwriters’ partial exercise of the Over-Allotment Option on June 12, 2026, 650,000 Founder Shares are no longer subject to forfeiture. On July 23, 2026, the remaining Over-Allotment Option to purchase 400,000 Units expired and 100,000 Founder Shares were forfeited, resulting in 5,650,000 Founder Shares outstanding as of September 30, 2026.

On June 4, 2026, the Sponsor transferred membership interests equivalent to an aggregate of 75,000 Founder Shares to the three independent directors of the Company. The membership interests represented by the 75,000 Founder Shares granted to the three independent directors are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value on the grant date. Those Founder Shares have an aggregate fair value of $125,250, or $1.67 per share. The Company established the fair value of Founder Shares using the Monte Carlo Simulation Model prepared by a third-party valuation firm, which takes into consideration the following market assumptions; (i) implied Class A Ordinary Share price of $9.85, and (ii) probability of de-SPAC and market adjustment of 17.0%. The membership interests were granted subject to a performance condition (i.e., the occurrence of a Business Combination). The Company will recognize share-based compensation expense of $125,250 at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination). As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense was recognized.

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

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Additionally, the Sponsor and the Company’s officers and directors have agreed, pursuant to the Letter Agreement, not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and the Company’s officers and directors with respect to any Founder Shares (the “Lock-Up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per Public Share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Public Shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-Up.

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or closing of Initial Public Offering. On June 10, 2026, the Company repaid the Sponsor $238,214, of which $227,028 represented the full repayment of the outstanding balance under the IPO Promissory Note. The excess payment of $11,186 was subsequently refunded by the Sponsor on June 12, 2026. Following the repayment, borrowings against the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on June 8, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support (the “Administrative Services Agreement”). These monthly fees pursuant to the Administrative Services Agreement will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended September 30, 2026 and for the period from February 25, 2026 (inception) through September 30, 2026, the Company incurred $30,000 and $37,667, respectively, in fees for these services. As of September 30, 2026, $37,667 of administrative services fee remained unpaid and was recorded as accrued expenses in the accompanying unaudited balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2026, no such Working Capital Loans were outstanding.

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Underwriting Agreement

The Underwriters had a 45-day option from the effectiveness of the IPO Registration Statement to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). As of June 10, 2026, at the closing of the Initial Public Offering, the full Over-Allotment Option remained open. Subsequently, on June 12, 2026, the Company closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. On July 23, 2026, the Over-Allotment Option to purchase the remaining 400,000 Option Units expired.

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

In addition to the Deferred Fee, the Company engaged Santander to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander a fee equal to $6,780,000, payable upon closing of such initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing such advisory services. Upon the closing of the Initial Public Offering on June 10, 2026 and the partially exercise of the Over-Allotment Option on June 12, 2026, pursuant to the termination clause of the engagement letter, the advisory fee is deemed earned by Santander and recognized as advisory fee payable.

As of September 30, 2026, the Company recorded $6,780,000 of deferred underwriting fee payable and $6,780,000 of advisory fee payable, respectively, as a result of the closing of the Initial Public Offering and the exercise of the Over-Allotment Option.

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026, there were no Class A Ordinary Shares issued or outstanding, excluding the 22,600,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On March 2, 2026, the Sponsor received 7,187,500 Founder Shares in exchange for a payment of $25,000 to a vendor of the Company. On May 15, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration and the Sponsor held 5,750,000 Founder Shares. All share and per share data have been retrospectively presented. Up to 750,000 of the Founder Shares were subject to forfeiture for no consideration depending on the extent to which the Over-Allotment Option was exercised. As the result of the Underwriters’ partially exercise of the Over-Allotment Option on June 12, 2026, 650,000 Founder Shares are no longer subject to forfeiture. On July 23, 2026, the remaining Over-Allotment Option to purchase 400,000 Option Units expired and 100,000 Founder Shares were forfeited, resulting in 5,650,000 Founder Shares outstanding as of September 30, 2026.

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

Holders of Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by Public Shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such Public Shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 480. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes on fair value of over-allotment liability in the statement of operations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026
Assets:
Cash and investments held in Trust Account	1	$228,428,301

The fair value of the over-allotment option liability is $157,600 on June 10, 2026, the closing of the Initial Public Offering. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option on June 10, 2026 and June 30, 2026:

	June 30,	June 10,
	2026	2026
Volatility	1.67%	1.67%
Expected term (years)	0.06	0.12
Daily treasury yield curve	3.69%	3.70%
Exercise price	$10	$10
Fair value of over-allotment unit	$0.03	$0.05
Over-allotment option	400,000	3,000,000

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

The following table presents the changes in the fair value of over-allotment option liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2026 and June 10, 2026:

Over-allotment option
Fair value as of June 10, 2026	$157,600
Partial exercise of over-allotment option	(136,600)
Changes in fair value of over-allotment liability	(8,700)
Fair value as of June 30, 2026	12,300
Changes in fair value of over-allotment liability	(12,300)
Fair value as of September 30, 2026	$—

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

SNOW ROTHSCHILD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following::

September 30, 2026
Cash	$1,100,916
Cash and investments held in Trust Account	$228,428,301

	For the Three Months Ended September 30, 2026	For the Period from February 25, 2026 (Inception) Through September 30, 2026
Formation, general and administrative costs	$142,816	$7,127,716
Interest earned on cash and investments held in Trust Account	$2,019,228	$2,428,301

The CODM reviews interest earned on cash and investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation, general and administrative costs, which includes $6,780,000 advisory fee for the period from February 25, 2026 (inception) through September 30, 2026, are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the accompanying unaudited statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited statements of operations and described within their respective disclosures.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after September 30, 2026, the balance sheet date, and through the date that the accompanying unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited financial statements.

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

Our IPO Registration Statement became effective on June 8, 2026. On June 10, 2026, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $200,000,000. Our Underwriters had a 45-day option from the date of the effectiveness of the IPO Registration Statement to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On June 12, 2026, we closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. On July 23, 2026, the Over-Allotment Option to purchase the remaining 400,000 Option Units expired.

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

Following the closing of the Initial Public Offering on June 10, 2026 and the partially exercise of the Over-Allotment Option on June 12, 2026, an amount of $226,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Option Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account.

On June 10, 2026, the Underwriters were paid a cash underwriting discount of $250,000 upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of $6,780,000 upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

In addition to the Deferred Fee, we engaged Santander to provide advisory services to us from time to time. As compensation for the services provided under an engagement letter, we agreed to pay Santander a fee equal to $6,780,000, payable upon closing of such initial Business Combination. Upon the closing of the Initial Public Offering on June 10, 2026 and the partially exercise of the Over-Allotment Option on June 12, 2026, pursuant to the termination clause of the engagement letter, the advisory fee is deemed earned by Santander.

On June 10, 2026, we repaid the total outstanding balance of the IPO Promissory Note amounting to $227,028. Borrowings against the IPO Promissory Note are no longer available.

We paid the Sponsor an amount of $11,186 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. Subsequently on June 12, 2026, the Sponsor repaid the $11,186 to us.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 25, 2026 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to the Initial Public Offering. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,888,712, which consisted of interest earned on cash and investments held in the Trust Account of $2,019,228 and change on fair value of over-allotment liability of $12,300, offset by $142,816 formation, general and administrative costs.

For the period from February 25, 2026 (inception) through September 30, 2026, we had a net loss of $4,678,415, which consisted of $7,127,716 formation, general, and administrative costs (including an advisory fee of $6,780,000 which was accrued upon closing of the Initial Public Offering and is payable upon closing of the initial Business Combination) offset by interest earned on cash and investments held in the Trust Account of $2,428,301 and change on fair value of over-allotment liability of $21,000.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on June 10, 2026, our liquidity needs were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note, which were repaid simultaneously with the closing of the Initial Public Offering.

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $226,000,000 was placed in the Trust Account. We incurred fees of $7,581,239 in the Initial Public Offering, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,780,000, and $551,239 of other offering costs. As of September 30, 2026, we had a working capital of $1,081,216 and $1,100,916 in cash.

For the period from February 25, 2026 (inception) through September 30, 2026, cash used in operating activities was $366,417. Net loss of $4,678,415 was impacted by interest earned on cash and investments held in the Trust Account of $2,428,301, change on fair value of over-allotment liability of $21,000 and payment of operation costs through promissory note of $40,820. Changes in operating assets and liabilities provided $6,720,479 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $228,428,301. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any Permitted Withdrawals and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash of $1,100,916. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Underwriting Agreement

The Underwriters had a 45-day option from the date of the effectiveness of the IPO Registration Statement to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. As of June 10, 2026, at the closing of the Initial Public Offering, the full Over-Allotment Option remained open. Subsequently, on June 12, 2026, we closed the issuance and sale of 2,600,000 Option Units in connection with the Underwriters partially exercising the Over-Allotment Option. On July 23, 2026, the Over-Allotment Option to purchase the remaining 400,000 Option Units expired.

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

In addition to the Deferred Fee, we engaged Santander to provide advisory services to us from time to time. As compensation for the services provided under an engagement letter, we shall pay Santander a fee equal to $6,780,000, payable upon closing of such initial Business Combination. We have agreed to indemnify Santander and its affiliates in connection with its role in providing such advisory services. Upon the closing of the Initial Public Offering on June 10, 2026 and the partially exercise of the Over-Allotment Option on June 12, 2026, pursuant to the termination clause of the engagement letter, the advisory fee is deemed earned by Santander and recognized as advisory fee payable.

As of September 30, 2026, we recorded $6,780,000 of deferred underwriting fee payable and $6,780,000 of advisory fee payable, respectively, as a result of the closing of the Initial Public Offering and the partially exercise of the Over-Allotment Option.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) six months after the completion of our Business Combination or (ii) the date following the completion of our Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property; notwithstanding the foregoing, if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if we consummate a transaction after our initial Business Combination which results in the Public Shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from such lockup; (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Ordinary Shares shall be subject to transfer restriction for 180 days following June 8, 2026.

Critical Accounting Estimates

The preparation of the unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, information technology, financial reporting and record keeping.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement and our quarterly reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026	SNOW ROTHSCHILD ACQUISITION CORP.

	By:	/s/ Ian Snow
	Name:	Ian Snow
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ William Chai
	Name:	William Chai
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)